Form 10-K
period 2022-12-31
Mercedes-Benz Auto Receivables Trust 2021-1
filed 2023-03-27
CIK 1878122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number of Issuing Entity: 333-232590-03
Commission File Number of Depositor: 333-232590

Mercedes-Benz Auto Receivables Trust 2021-1
(Exact name of Issuing Entity as specified in its charter) Central Index Key number of the Issuing Entity: 0001878122
Mercedes-Benz Retail Receivables LLC
(Exact name of Depositor as specified in its charter) Central Index Key number of the Depositor: 0001463814
Mercedes-Benz Financial Services USA LLC
(Exact name of Sponsor as specified in its charter) Central Index Key number of the Sponsor: 0001540252
State of Delaware	85-6377703
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

35555 W. Twelve Mile Rd., Suite 100, Farmington Hills, Michigan	48331
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank Trust Company, National Association (the "Indenture Trustee"), Wilmington Trust, National Association (the "Owner Trustee"), the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the "Notes”), except to the extent set forth below with respect to the Indenture Trustee.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer.

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

(a)	The following documents are filed as part of this report

(1)          Not applicable.

(2)          Not applicable.

(3)          See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 15, 2021, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mizuho Securities USA LLC, Santander Investment Securities Inc. and TD Securities (USA) LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 17, 2021, which is incorporated herein by reference).
3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
4.1	Indenture, dated as of September 1, 2021, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).
4.2	Amended and Restated Trust Agreement, dated as of September 1, 2021, between Daimler Retail Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).

Exhibit Number	Description

10.1	Sale and Servicing Agreement, dated as of September 1, 2021, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of September 1, 2021, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).
10.3	Receivables Purchase Agreement, dated as of September 1, 2021, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Retail Receivables LLC, as purchaser (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).
10.4	Asset Representations Review Agreement, dated as of September 1, 2021, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).
31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

Not included.

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

Dated: March 16, 2023

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

10.1	Sale and Servicing Agreement, dated as of September 1, 2021, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of September 1, 2021, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).

Exhibit Number	Description

10.3	Receivables Purchase Agreement, dated as of September 1, 2021, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Retail Receivables LLC, as purchaser (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 24, 2021, which is incorporated herein by reference).
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

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.